Form 10-K/A
STRUCTURED ASSET SEC CORP MORT PASS THR CERTS SER 2002 7
filed 2003-07-10
CIK 1172434

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549



                                      FORM 10-K/A

                                   Amendment No. 1


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



   New York                                       Pending
  (State or other jurisdiction of                 (I.R.S. Employer
  incorporation or organization)                  Identification No.)

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

                               PART IV


  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   (a) Exhibits

    (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 2002.


       a) Aurora Loan Srvcs Inc, as Servicer <F1>
       b) Bank One N.A., as Servicer <F1>
       c) National City Mtg Co., as Servicer <F1>
       d) Sun Trust Mtg Inc., as Servicer <F1>
       e) Wells Fargo Home Mtg Inc., as Servicer <F1>

    (99.2) Report of Management as to Compliance with Minimum Servicing
           Standards for the year ended December 31, 2002.


       a) Aurora Loan Srvcs Inc, as Servicer <F1>
       b) Bank One N.A., as Servicer <F1>
       c) National City Mtg Co., as Servicer <F1>
       d) Sun Trust Mtg Inc., as Servicer <F1>
       e) Wells Fargo Home Mtg Inc., as Servicer <F1>

    (99.3) Annual Statements of Compliance under the Pooling and Servicing
           Agreements for the year ended December 31, 2002.


       a) Aurora Loan Srvcs Inc, as Master Servicer <F1>


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

  <F1> Filed Herewith.


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

  Dated: June 27, 2003

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

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: Wells Fargo Bank Minnesota National Association as Securities Administrator; National City Mtg. Co., as Servicer; Sun Trust Mtg Inc., as Servicer; Bank One N.A., as Servicer; Aurora Loan Srvcs Inc., as Servicer and Wells Fargo Home Mtg Inc., as Servicer.



      Date: June 26, 2003


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

/s/ Ernst & Young LLP

March 14, 2003

A Member Practice of Ernst & Young Global

Ex-99.1 (b)


KPMG (logo)

191 West Nationwide Boulevard
Suite 500
Columbus, OH 43215-2508
Telephone 614 249 2300
Fax 614 249 2348


Independent Accountants' Report

Board of Directors
Bank One, N.A., Columbus, Ohio:

We have examined management's assertion, included in the accompanying Assertion by Bank One, N.A., Columbus, Ohio (the "Company"), that as of and for the year ended December 31, 2002, the Company complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") insofar as that assertion relates to standard VII, Insurance Policies. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion, insofar as it relates to the aforementioned servicing standards, based on our examination. The Company uses a subservicing organization to perform the servicing obligations subject to minimum servicing standards I-VI of the USAP. We did not examine the Company's compliance with standards I-VI referred to in the previous sentence and accordingly, do not express an opinion thereon.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards specified above.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards solely as they relate to standard VII, Insurance Policies, as of and for the year ended December 31, 2002, is fairly stated, in all material respects.

/s/ KPMG LLP

March 14, 2003

KPMG LLP. KPMG LLP, a limited liability partnership, is a member of KPMG International, a Swiss association.

Ex-99.1 (c)

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

/s/ Ernst & Young LLP

February 24, 2003

A Member Practice of Ernst & Young Global

Ex-99.1 (d)

PRICEWATERHOUSECOOPERS    (logo)

PricewaterhouseCoopers LLP
1751 Pinnacle Drive
Mclean VA 22102-3811
Telephone (703) 918 3000
Facsimile (703) 918 3100

Report of Independent Accountants

To the Board of Directors and Stockholder of SunTrust Mortgage, Inc. and Subsidiaries:

We have examined management's assertion about SunTrust Mortgage, Inc. and its subsidiaries (the "Company") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended December 31, 2002 included in the accompanying mangement assertion (see Exhibit
I). Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was made in accordance with the attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We belive that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servcing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2002 is fairly stated, in all material respects.

/s/ PricewaterhouseCoopers LLP
February 24, 2003

Ex-99.1 (e)

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

/s/ Ralph A. Lenzi III
Ralph A. Lenzi III
Chief Executive Officer

/s/ Rick W. Skogg
Rick W. Skogg
President

/s/ Roy W. Browning III
Roy W. Browning III
Chief Financial Officer

/s/ Alexandra M. Delargy
Alexandra M. Delargy
Senior Vice President and Controller

March 14, 2003

Ex-99.2 (b)


Bank One (logo)

Assertion by Bank One, N.A., Columbus, Ohio

As of and for the year ended December 31, 2002, Bank One, N.A., Columbus, Ohio (the "Company") complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") solely as they relate to standard VII, Insurance Policies. The Company uses a subservicing organization to perform the servicing obligations subject to minimum servicing standards I-VI of the USAP. As of and for this same period, the Company had in effect a fidelity bond policy in the amount of $50 million and an errors and omissions policy in the aggregate amount of $100 million and $25 million per commercial mortgage, $5 million per residential mortgage and $1 million per home equity loan.

Attached to this Management Assertion, is an independent public accountants' report on the subservicing organization's compliance with the minimum servicing standards related to the servicing obligations it performs

/s/ Brad L. Conner
Brad L. Conner
Executive Vice President

/s/ Harold R. Towler
Harold R. Towler
First Vice President

/s/ Michael J. Dunlap
Michael J. Dunlap
First Vice President



Ex-99.2 (c)

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

/s/ Charles Abourezk
Charles Abourezk, Senior Vice President

February 24, 2003



No one Cares More!

Ex-99.2 (d)

SUN TRUST   (logo)

Sun Trust Mortgage, Inc.
901 Semmes Avenue
Richmond, VA 23224

Exhibit I

Management's Assertion Concerning Compliance with USAP Minimum Servicing Standards

February 24, 2003

As of and for the year ended December 31, 2002, SunTrust Mortgage, Inc. and its subsidiaries (the "Company") have complied in all material respects with the minimum servicing standards set forth in the mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP")(see
Exhibit II).

As of and for this same period, the Company had in effect a SunTrust Banks, Inc. fidelity bond and errors and omissions policy in the amount of $125 million and a SunTrust Banks, Inc. mortgage errors and omissions policy in the amount of $45 million.

/s/ Robert S. Reynolds
Robert S. Reynolds
Executive Vice President & Chief Administrative Officer

/s/ Julee W. Andrews
Julee W. Andrews
Senior Vice President, Treasurer & Chief Financial Officer

/s/Kathryn Pedon
Kathryn Pedon
Senior Vice President, Manager, Loan Administration Division

Ex-99.2 (e)

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